Form 10QSB
period 1999-12-31
BULLHIDE CORP
filed 2000-02-22
CIK 1090943

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 0-27523

                              BULLHIDE CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      Washington                             91-1605108
                 -------------------------               -----------------
        (State or Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)              Identification Number)

                           10 Fairway Drive, Suite 211
                         Deerfield Beach, Florida 33441
          (Address of principal executive offices, including zip code)

                                 (954) 571-2400
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

                  YES [X]           NO [ ]

The number of issued and outstanding shares of the Registrant's Common Stock, $0.001 par value, as of February 18, 2000 as 10,612,051.

                              BULLHIDE CORPORATION.

                         PART I - FINANCIAL INFORMATION

                                                                                                               PAGE
                                                                                                               ----
Item 1.           Financial Statements:

                  Balance Sheet as of March 31, 1999 and  December 31, 1999...................................  3-4

                  Statements of Operations for the Three Months and Nine Months
                  Ended December 31, 1999 and 1998............................................................    5

                  Statements of Cash Flows for the Three Months and Nine Months Ended
                  December 31, 1998 and 1999..................................................................    6

                  Notes to Consolidated Financial Statements.................................................. 7-18

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................................................. 19-23


                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings..........................................................................    24

Item 2.           Changes in Securities......................................................................    24

Item 3.           Defaults Upon Senior Securities............................................................    25

Item 4.           Submission of Matters to a Vote of Security Holders........................................    25

Item 5.           Other Information..........................................................................    25

Item 6.           Exhibits and Reports on Form 8-K...........................................................    25

Signatures...................................................................................................    26


                         THE BULLHIDE LINER CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                    DECEMBER 31,          MARCH 31,
                                                                        1999                 1999
                                                                    ------------         -----------
ASSETS

CURRENT ASSETS:

  Cash                                                              $       -           $   2,875
  Accounts receivable, Net of allowance for doubtful
    accounts of $65,000 and $30,000, respectively                     172,987             111,461
  Inventory                                                            18,749              49,219
  Investments                                                               -                   -
  Prepaid expenses and deposits                                        10,123                   -
                                                                    ---------           ---------
    Total current assets                                              201,859             163,555
                                                                    ---------           ---------

FURNITURE AND EQUIPMENT:

  Cost                                                                 24,805             147,483
    Less accumulated depreciation                                      20,777              78,177
                                                                    ---------           ---------
                                                                        4,028              69,306
                                                                    ---------           ---------

OTHER ASSETS:

  Mississippi Franchise                                                10,000              10,000
  Deposits                                                              7,217
  Systems development                                                  46,830              46,830
  Trademark                                                             1,450               1,450
                                                                    ---------           ---------
                                                                       65,497              58,280
  Less accumulated amortization                                        29,554              25,954
                                                                    ---------           ---------
                                                                       35,943              32,326
                                                                    ---------           ---------

                                                                    $ 241,830           $ 265,187
                                                                    =========           =========


See accompanying notes to financial statements.

                                        THE BULLHIDE LINER CORPORATION
                                                BALANCE SHEETS
                                                 (UNAUDITED)

                                                                               DECEMBER 31,            MARCH 31,
                                                                                  1999                  1999
                                                                             ---------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Accounts payable                                                               $   282,592           $   195,582
  Checks issued in excess of bank balance                                             22,387                15,930
  Accrued taxes                                                                            -                72,487
  Accrued payroll and employee benefits                                               24,000                 4,144
  Accrued expenses                                                                    17,437                95,960
  Accrued interest                                                                    28,394                31,825
  Royalty payable                                                                    123,090                73,628
  Customer deposits                                                                   22,000                22,650
  Current obligations under capital lease                                                  -                 7,508
  Current maturities of long-term debt                                                40,052               259,000
                                                                                 -----------           -----------
     Total current liabilities                                                       559,952               778,714

OBLIGATIONS UNDER CAPITAL LEASE                                                           -                 12,119

LONG-TERM DEBT, LESS CURRENT MATURITIES                                              100,803               172,921
                                                                                 -----------           -----------
     Total liabilities                                                               660,755               963,754
                                                                                 -----------           -----------

STOCKHOLDERS' EQUITY (DEFICIT):

  Common stock - 50,000,000 shares,$.002 par value, authorized;
    9,985,218 and 7,875,451 shares issued and outstanding, respectively               21,224                15,751
  Preferred stock - 1,000,000 shares, $1.00 par value,
    authorized; 60,000 shares issued and outstanding                                  60,000                60,000
  Additional paid-in capital                                                       2,164,633             1,552,872
  Retained earnings (deficit)                                                     (2,664,782)           (2,327,190)
                                                                                 -----------           -----------
     Total stockholders' equity (deficit)                                           (418,925)             (698,567)
                                                                                 -----------           -----------


                                                                                 $   241,830           $   265,187
                                                                                 ===========           ===========



See accompanying notes to financial statements.

                                 THE BULLHIDE LINER CORPORATION
                                      STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                                                         NINE MONTHS
                                                          QUARTER ENDED DECEMBER 31,                  ENDED DECEMBER 31,
                                                             1999              1998                 1999             1998
                                                          ----------        ----------         ------------       -----------
SALES                                                     $  194,553        $  321,331           $  989,245       $ 1,358,352

COST OF SALES                                                185,704           253,914              659,905         1,057,331
                                                          ----------       -----------        -------------       -----------

                                                          ----------       -----------        -------------       -----------
GROSS PROFIT                                                   8,849            67,417              329,340           301,021
                                                          ----------       -----------        -------------       -----------

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
  Advertising                                                 25,782            32,959               58,825            66,041
  Trade shows and exhibits                                         -             6,506                    -            11,887
  Marketing                                                        -            (3,172)                   -            30,662
  Travel                                                       1,552               563                3,602            35,555
  Postage and shipping                                         2,929             5,099                8,701            18,953
  Salaries and wages                                          39,786           104,406              262,681           399,200
  Payroll taxes                                                4,148             9,202               20,298            30,816
  Employee benefits                                                -            13,734               12,994            27,984
  Taxes and Licenes                                            2,295             3,017                2,161            10,407
  Vehicle expense                                                574             1,517                1,318             3,568
  Dues and subscriptions                                         189               161                  537             1,480
  Legal and professional fees                                 15,441             9,494               73,467            35,963
  Office supplies                                                272             4,092                2,991            12,408
  Shop supplies                                                    -             7,929                2,316            28,131
  Rent                                                         6,610             4,321               31,350            47,122
  Utilities                                                    2,575            10,772               16,734            38,644
  Depreciation                                                   900             4,500                3,900            13,500
  Amortization                                                 1,200             1,200                3,600             3,600
  Royalties                                                    9,728            16,640               49,462            66,654
  Other                                                       (1,135)           86,149               17,722           105,622
  Bad Debts                                                   30,000             8,277               45,000             8,277
                                                          ----------       -----------        -------------       -----------
                                                             142,846           327,366              617,659           996,474
                                                          ----------       -----------        -------------       -----------

LOSS FROM OPERATIONS                                        (133,997)         (259,949)            (288,319)         (695,453)

GAIN ON THE SALE OF INVESTMENTS                                    -                 -                    -             5,000
GAIN ON THE SALE OF SPOKANE SHOP ASSETS                            -                 -                7,312                 -
LOSS ON ABANDONMENT OF SPOKANE FACILITY                            -                 -              (47,681)                -

OTHER EXPENSE, INTEREST                                       (2,040)           (7,076)              (8,904)          (14,502)
                                                          ----------       -----------        -------------       -----------

NET LOSS                                                  $ (136,037)       $ (267,025)          $ (337,592)      $  (704,955)
                                                          ==========        ==========           ==========       ===========

BASIC AND DILUTED LOSS PER SHARE                          $  (0.0142)       $  (0.0349)          $  (0.0352)      $   (0.0921)
                                                          ==========        ==========           ==========       ===========



See accompanying notes to financial statements.

                                     THE BULLHIDE LINER CORPORATION
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                         FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AMD 1998

                                                                                1999              1998
                                                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (337,592)       $ (704,955)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Net loss on sale and disposition of fixed assets                          40,369                 -
      Bad debts                                                                 45,000             8,277
      Depreciation and amortization                                              7,500            17,100
      Sale of master distributorship for debt reduction                        (75,000)                -
      (Increase) decrease in assets:
        Receivables                                                           (106,526)         (105,849)
        Inventory                                                               30,470           (15,647)
        Prepaid expenses and deposits                                          (10,123)              322
        Security deposits                                                       (7,217)                -
      Increase (decrease) in liabilities:
        Accounts payable                                                        57,010            26,220
        Accrued taxes                                                          (72,487)           64,997
        Accrued payroll and employee benefits                                   19,856             2,797
        Accrued expenses                                                       (18,115)                -
        Accrued interest                                                         8,189             9,100
        Royalty payable                                                         49,462            33,153
        Customer deposits                                                         (650)          (17,634)
                                                                            ----------    --------------
          Net cash used in operating activities                               (369,854)         (682,119)
                                                                            ----------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                 -            (1,418)
  Checks issued in excess of bank balance                                        6,457           (14,233)
  Sale of property and equipment                                                 6,470                 -
  Abandonment of leasehold improvements                                              -                 -
  Proceeds from sale of investment                                                   -             5,000
                                                                            ----------    --------------
        Net cash used by investing acrtivities                                  12,927           (10,651)
                                                                            ----------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                       348,831           506,190
  Stock offering costs paid                                                       (513)                -
  Borrowings on long term debt and lease obligations                             7,253            24,322
  Principal payments on long-term debt and lease obligations                    (1,519)          155,162
                                                                            ----------    --------------
        Net cash provided by financing activities                              354,052           685,674
                                                                            ----------    --------------

NET INCREASE IN CASH                                                            (2,875)           (7,096)

CASH AT THE BEGINNING OF THE PERIOD                                              2,875             7,595
                                                                            ----------    --------------

CASH AT THE END OF THE PERIOD                                               $        -        $      499
                                                                            ==========    ==============

SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                                                    $      714        $    2,754
  Cash paid for income taxes                                                         -                 -

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
  Debt converted to common stock                                               196,888                 -
  Accrued expenses and interest converted to common stock                       72,028                 -
  Shop assets sold for assumption of notes payable                              44,539                 -


See accompanying notes to financial statements.

                         THE BULLHIDE LINER CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION:

The Company has granted franchises for the operation of pickup truck bed liner spray application shops initially targeted for the pickup truck bed liner market. In July 1996, the Company discontinued the sale of franchises for the operation of pickup truck bed liner spray application shops. Subsequent to July 1996, the Company commenced selling dealerships under exclusive licensing agreements and expanded into the industrial flooring market. As of December 31, 1999, the Company has sold sixty dealerships and has three operating franchises. The Company grants credit to customers for sales of equipment and materials throughout the United States. In addition, the Company operates a pickup truck bed liner spray application shop in Spokane, Washington.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a. METHOD OF ACCOUNTING - The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

b. ACCOUNTS RECEIVABLE - The Company provides an allowance for doubtful accounts based upon historical experience and a review of current receivables.

c. INVENTORY - Inventory is stated at the lower of cost (determined on the first-in, first-out method) or market.

D.        FURNITURE AND EQUIPMENT - Furniture and equipment are stated at cost.
          Depreciation is computed using the straight-line method for financial reporting purposes. For federal income tax purposes, accelerated methods are used.

e. INTANGIBLE ASSETS - Intangible assets subject to amortization include system development costs and logo/trademark development costs. System costs are being amortized using the straight-line method over the estimated life of 10 years. Logo/trademark costs are being amortized on a straight-line basis over 40 years.

f. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g. SALES - Spray application equipment is manufactured to customer specifications and is recorded as a sale when the equipment is shipped and customer acceptance is received.


                                                                     (continued)

                         THE BULLHIDE LINER CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
 (CONTINUED)


h. ADVERTISING COSTS - Advertising (marketing) costs are expensed as incurred. Advertising expense was $58,825 and $66,041 for the nine months ended December 31, 1999 and 1998, respectively.

i. LOSS PER SHARE - Loss per share is calculated based on the weighted average of common shares outstanding. Diluted loss per share, based on potential common stock such as warrants, options or contingent stock agreements is not presented as such items are antidilutive.

j. RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred.

k. ROYALTY EXPENSE - Royalty expenses are recognized concurrently with the recognition of the related revenue.

l. TRAINING AND SUPPORT - The Company provides training in the field and ongoing support to licensed dealers. Costs are expensed and/or billed as incurred.


NOTE 2 - INVENTORIES:                               DECEMBER 31,   MARCH 31,
                                                    ------------   ---------
                                                        1999         1999
                                                        ----         ----
Inventories consisted of the following:

         Raw materials                               $ 15,338      $ 37,991
         Machine parts
                                                        1,179         6,398
         Dealer marketing materials                     2,232         4,830
                                                     --------      --------
                                                     $ 18,749      $ 49,219
                                                     ========      ========

The Company's raw materials consist of polyurethane resins. There was no work in process production of materials at December 31, 1999. Production of spray application equipment was outsourced during the nine months ended December 31, 1999.


NOTE 3- FRANCHISING OPERATIONS:

a. SIGNIFICANT COMMITMENTS AND OBLIGATIONS - The Company is obligated in accordance with the terms of each franchisee's respective franchise agreement to provide the following supervision assistance and services: site location, spray application training, operations manual, and advertising literature. In addition, franchisees are required to purchase inventory from the Company.

b. FRANCHISE ACTIVITY - The number of franchises sold and in operation during the nine months ended December 31, 1999 and 1998 was three. Current active franchises are located in Colorado, Canada, and Saudi Arabia.
                                                                     (continued)

                         THE BULLHIDE LINER CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE 3 - FRANCHISING OPERATIONS:  (CONTINUED)

c. FRANCHISE FEES - Initial franchise fees and master dealership fees are recorded as revenue when all the significant services relating to the franchise and dealership sales have been performed by the Company.

d. ROYALTY - Each franchisee is required to pay a monthly royalty based on sales, commencing one year after the franchise opens for business. The Company has waived its right to receive royalties from franchisees through December 31, 1999.

NOTE 4- FURNITURE AND EOUIPMENT:

A summary of furniture and equipment follows:                DECEMBER 31,    MARCH 31,
                                                             -----------    ---------
                                                                1999          1999
                                                             ---------      ---------
   Leasehold improvements                                    $       -      $  20,231
   Office furniture                                                  -         11,194
   Computer                                                      2,064         10,171
   Vehicles                                                          -         28,200
   Equipment                                                    22,741         77,687
                                                             ---------      ---------
                                                                24,805        147,483
   Less accumulated depreciation                                20,777         78,177

     Total                                                   $   4,028       $ 69,306
                                                             =========       ========

NOTE 5- LONG-TERM DEBT:

Long-term debt consisted of the following:                    DECEMBER 31,   MARCH 31,
                                                                1999           1999
                                                             ---------      ---------
Note payable to bank, due in monthly installments
    of $817 including variable interest;
    collateralized by substantially all assets
    and personally guaranteed by a stockholder*               $     -        $ 25,303

Note payable to bank, due in monthly installments
    of $367 including interest at 10%, maturing
    June 20, 1999; collateralized by vehicle and
    personally guaranteed by a stockholder                          -           1,128

Note payable to ex-franchisee, due in monthly installments
    of $1,350 including interest at 8.5%, maturing
    July 31, 1999, including a $13,000 remaining balance
    of the down payment on the franchise repurchase, with
    no stated interest rate, and which was due and payable
    October 15, 1997 (see notes 8 and 15)                      38,450          33,450


                                                                     (continued)

                         THE BULLHIDE LINER CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE 5 - LONG-TERM DEBT: (CONTINUED)

                                                                                    DECEMBER 31,        MARCH 31,
                                                                                       1999               1999
                                                                                       ----               ----
Note payable to stockholders, interest at 12% of the
     principal balance. Principal and interest due on
     June 30, 2000; unsecured                                                            -               39,129

Note payable to stockholders, interest at 12% of the
     principal balance. Principal and interest due on
     June 28, 2000; unsecured
                                                                                         -                20,000

Note payable to related party (see notes 6 and 8). Principal and interest are to be repaid with 85,500 shares of the Company's common stock on or before February 28, 1999, for the 78,000 shares previously received; unsecured. Balance was paid in
     full on April 13, 1999                                                              -                37,744

Note payable to stockholders. Principal and interest are to be repaid with 85,500 shares of the Company's common stock for the 78,000 shares received. Balance was paid in full on
     April 13, 1999                                                                      -                36,158

Note payable to stockholders. Principal and interest are to
     be repaid with 47,850 shares of the Company's common stock for the 43,500 shares received. Balance was paid in full
     on April 13, 1999
                                                                                         -                14,387

Note payable to an unrelated party. Principal and interest are to be repaid by 211,428 shares of the Company's stock for the
      192,207 shares received. Balance was paid in full                                  -               106,346
      on April 13, 1999

Note payable to stockholders, interest at 8% and 10% of the
      principal balance annually on March 31; unsecured                            102,405               118,276
                                                                                 ---------              --------
                                                                                   140,855               431,921

Less current maturities                                                             40,052               259,000
                                                                                 ---------              --------
           Total                                                                 $ 100,803              $172,921
                                                                                 =========              ========

      * The Small Business Administration has guaranteed 90 percent of the original amount ($50,000) of the note payable.

Total interest expense for the notes payable to stockholders was $8,904 and $14,502 for the nine months ended December 31, 1999 and 1998, respectively.


                                                                     (continued)

                         THE BULLHIDE LINER CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE 5 - LONG-TERM DEBT: (CONTINUED)


Maturities of long-term debt are as follows:

              NINE MONTHS ENDING
                 DECEMBER 31,                      AMOUNT
                 ------------                      ------
                    2000                         $  60,923
                    2001                            79,932
                    2002                                 -
                                                 ---------

                                                 $ 140,855



NOTE 6- TRANSACTIONS WITH RELATED PARTIES:

During December 1998 the Company borrowed 78,000 shares of the Company's common stock from Poly Chem Corporation which is 100% owned by a majority stockholder of the Company. The Company sold the stock and received net proceeds of $37,744 (see note 5). The Company agreed to issue 85,800 shares of common stock as repayment to Poly Chem Corporation no later than February 28, 1999. The shares were issued April 13, 1999.

During May 1999, the Company sold a master dealership for the northwestern United States and Western Canada to its' chairman (a majority stockholder) in exchange for a reduction of $75,000 in the amount due him from the Company.



NOTE 7- PREFERRED STOCK:

Holders of the preferred stock have equal voting rights with the common stockholders. The preferred stock is redeemable at the option of the Company at $1 per share. As of the reporting date, the Company has not exercised the option to redeem any of the preferred stock. Upon liquidation, the holders of the preferred stock are entitled to receive, as a preferential distribution, the par value of the preferred stock before any assets are distributed to the common stockholders.




                                                                     (continued)

                         THE BULLHIDE LINER CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE 8- COMMITMENTS:

On June 30, 1997, the Company purchased the technology rights from Poly Chem Corporation for the materials used in the pickup bed liner and floor coating processes as well as other polyurethane technology. Under the terms of the purchase agreement, the Company will pay Poly Chem Corporation a royalty based on five percent of total gross revenues of the Company to a maximum of $200,000. As of December 31, 1999, $156,590 of royalties had been accrued, of which $33,500 had been paid. Upon payment of the full $200,000 in royalties, Poly Chem Corporation will transfer all of its interests in the formulation and technology including, but not limited to, all patent rights therein, including the current patent application 08/493858, and any and all future patent rights to Bullhide, and shall have no further rights therein. The Company is in the process of obtaining a patent for the materials used in the pickup bed liner process.


Future minimum royalty payments are as follows:

                   Year ending
                   DECEMBER 31,                   AMOUNT
                   ------------                   ------
                      2000                       $166,500
                                                 ========



On July 31, 1997, the Company repurchased the franchise rights together with certain assets of an existing franchisee. Under the terms of the repurchase agreement, the Company was obligated to pay the franchisee $88,700 under the following terms:

   Downpayment                                                       $  2,500
   Inventory                                                            6,300
   Monthly payments of $5,000 commencing October 15, 1997,
    with no stated interest rate                                       38,200
   Consulting services provided by the franchisee payable
    at $1,000 per month commencing August 30, 1997                     12,000
   Remaining balance to be paid in monthly payments
    of $1,350 including interest at 8.5%,
    commencing August 30, 1997                                         29,700
                                                                     --------
                                                                     $ 88,700
                                                                     ========


To date, $50,250 has been paid (see note 5).







                                                                     (continued)

                         THE BULLHIDE LINER CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE 9- INCOME TAXES:

The Company's deferred tax asset was as follows:        DECEMBER 31,   MARCH 31,
                                                        ------------   ---------
                                                            1999         1999
                                                            ----         ----
   Deferred tax asset arising from net operating
      loss carryforwards                                 $ 906,000    $ 782,000

   Valuation allowance                                    (906,000)    (782,000)
       Net deferred income tax asset                     $       -    $       -
                                                         =========    =========

At December 31, 1999, the Company had approximately $2,665,000 in net operating loss carryforwards which are available to reduce future taxable income. The carryforwards begin to expire in 2011.

For the years presented, the income tax provision (benefit) differs from the amount expected using statutory tax rates because of the effects of the deferred tax asset valuation allowance.


NOTE 10- RECAPITALIZATION:

During the year ended March 31, 1997, the Company recapitalized its common and preferred stock. Under the terms of the recapitalization, the par value of the common and preferred stock were changed to $.002 and $1.00, respectively. The number of authorized shares of common and preferred stock was increased to 50,000,000 and 1,000,000, respectively.

NOTE 11 - PRIVATE PLACEMENT:

On December 17, 1996, the Company was authorized to issue a private placement of common stock. The Company is authorized to issue 10,000 units at $5.00 per unit. As of July 10, 1998, all warrants were exercised (see note 12, paragraph 3). Each unit consists of 50 shares of common stock and 95 redeemable stock purchase warrants. The common stock purchase warrants are exercisable for one share of common stock at $1.00 per share until December 17, 1998. The Company may redeem the warrants at $.01 per warrant with 30-day prior written notice if the common stock bid price equals or exceeds $2.50 per share for ten consecutive trading days ending on the third day prior to or the date on which such notice was given.

During the fiscal year ended March 31, 1998, all 10,000 units were sold, and 950,000 stock purchase warrants were exercised as of December 31, 1999 and December 31, 1998.







                                                                     (continued)

                         THE BULLHIDE LINER CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



NOTE 12 - SUBSCRIBED STOCK:

On April 1, 1999 an entity entered into an agreement with the Company to acquire 2,000,000 shares of free trading common stock at the stated price of $.50 per share. The offering was completed on April 5, 1999 when the purchaser executed a $1,000,000 promissory note payable to the Company with the stated interest rate of twelve percent, and the unpaid principal and any earned interest due and payable June 29, 1999. Subsequently, as the market price of the common stock decreased, the agreement was periodically modified to amounts less than $.50 per share. The remaining balance of the note was renegotiated for $412,000 as of June 29, 1999 and extended until June 30, 2000.

Under Emerging Issues Task Force (EITF) Issue 85-1, notes receivable for subscribed stock may not be recorded as an asset. If such notes were recorded as of December 31, 1999, assets and stockholders' equity would be increased by $218,536.

Sales of the subscribed stock have been recorded as the proceeds were received through December 31, 1999.


NOTE 13- GOING CONCERN:

As shown in the Company's financial statements, the Company incurred net losses of $322,593 for the nine months ended December 31, 1999. In addition, the Company has negative working capital of $358,093 and stockholders' deficit of $418,925. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management is committed to the future of the Company and has taken the following actions to keep the Company viable and in existence as a going concern:

1. The Company has utilized long-term debt from the original stockholders to fund the development of several key aspects of the national dealership system including advertising for both the local and national promotion, legal aspects such as state registrations, and improvements in application equipment, as well as the employment and training of the needed personnel. These developments are expected to benefit the organization in the future. In addition, on June 30, 1997, the original stockholders of the Company converted long-term debt plus accrued interest to common stock


2. On July 6, 1997 the Company hired an executive vice president of sales and marketing. The vice president's responsibilities included hiring and training a team of independent sales representatives and developing a national marketing plan. He served as Bullhide's Chief Executive Officer from October 1998 to October 1999 when he resigned as part of the Company's efforts to reduce operating expense.



                                                                     (continued)

                         THE BULLHIDE LINER CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE 13- GOING CONCERN (CONTINUED):

3. The Company completed a private placement of common stock during July 1997 which resulted in the issuance of 10,000 units at $5.00 per unit. Each unit consisted of 50 shares of common stock and 95 redeemable stock purchase warrants. The Company received its symbol to trade on the NASDAQ Bulletin Board on December 17, 1997. A secondary market for the stock was established. As of July 10, 1998 all warrants were exercised and the company received a net total of $783,629. The Company has utilized this investment capital to expand national advertising and exhibits at national and regional trade shows. Research and engineering activities have also been expanded to produce the next generation of application equipment and coating and lining products.

4. Recent marketing efforts in the industrial flooring and chemical containment markets have resulted in positive sales. Generally, jobs in the flooring and chemical containment markets are much larger than the truck bed liner market and may result in a higher sales volume of Bullhide materials per order and per dealer.

5. During April 1999, the Company began the process of restructuring the Company's operations and administration by moving its corporate office from Spokane, Washington, to South Florida. A fifth master distributorship, serving the Northwest region, has been established in Spokane by the Company's founder. This restructuring will save the Company in excess of $250,000 in annualized costs.

6. On May 6, 1999, the Company engaged a law firm to prepare a Registration Statement on Form 10-SB for the registration of its securities with the SEC. Beginning in January 1999, the NASD has required all prospective new listing companies to become registered with the SEC in order to qualify for listing on the OTC Bulletin Board exchange. Companies already on the exchange were given deadlines to file a registration statement with the SEC. The Company's deadline to complete its registration process with the SEC was October 1999. As of December 31, 1999 the Company has filed Form 10-SB and one amendment in response to an SEC comment letter.


NOTE 14 - ISSUANCE OF COMMON STOCK ON CONVERSION OF DEBT:

On April 13, 1999, the following liabilities were converted to common stock:

         Notes payable to stockholders and officers                    $122,986
                  (related parties)
         Note payable to stockholders                                    36,158
         Note payable to Poly Chem Corporation
                   (a related party)                                     37,744

                                                                       $196,888
                                                                       ========

                                                                     (continued)

                         THE BULLHIDE LINER CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



NOTE 15- PENDING LITIGATION:

On June 17, 1998, the holders of the note payable to ex-franchisee initiated legal action to collect the remaining balance per the agreement. In addition, the plaintiff has made a formal claim for compensation and lost opportunity to pursue a successful business venture. The Company agrees to the note payable liability and intends to vigorously defend the additional claims which the Company considers groundless. The ultimate resolution of these matters is not ascertainable at this time. No provision has been made in the financial statements related to this claim.

On January 21, 1999, a Bullhide dealer initiated legal action for breach of contract, fraud, and violation of the Tennessee Consumer Protection Act. Plaintiff is seeking damages incurred. The Company intends to vigorously defend the substantive claims in this case and is unable to estimate the success or the amount or range of potential loss, if any.



NOTE 16- LEASE COMMITMENT:

The Company leases the building facilities in Spokane, Washington from an unrelated third party. During May, 1999, the Company moved its administrative and accounting offices from the leased facilities to South Florida. The third party lessor, the Company's Spokane dealer and the Company's officer remaining in Spokane are exerting their best efforts to locate a suitable replacement lessee or sub-lease. The Company has accrued an expense, which management believes is adequate to cover future payments related to this lease, during the nine months ended December 31, 1999 as part of the loss on the abandonment of the Spokane facility. Future minimum lease payments under the noncancellable operating lease, with an option to renew, are as follows:


           Year ended December 31, 2000                         $46,645







                                                                     (continued)

                         THE BULLHIDE LINER CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)


NOTE 17 - EARNINGS (LOSS) PER SHARE:

Basic earnings (loss) per share are calculated by dividing earnings (loss) per share by the weighted average number of common shares outstanding during the period.


                                                                           NINE MONTHS ENDED
                                                                           DECEMBER 31, 1999
                                                         ---------------------------------------------------
                                                            INCOME                SHARES            PER-SHARE
                                                         (NUMERATOR)          (DENOMINATOR)          AMOUNT
                                                         --------
Income ( loss) from continuing operations                $  (282,224)           9,597,134

Loss from sale/abandonment of Spokane facility           $ (  40,369)           9,597,134
Less preferred stock dividends                                     -                    -
                                                         -----------            ---------

Income (loss) available to common shareholders--
   Basic earnings (loss) per share                        $ (322,593)           9,597,134         $ (.0336)
                                                          ==========            =========         ========

There were no dilutive securities, options or warrants at December 31, 1999.





                                                                           NINE MONTHS ENDED
                                                                           DECEMBER 31, 1998
                                                         ---------------------------------------------------
                                                            INCOME                SHARES            PER-SHARE
                                                         (NUMERATOR)          (DENOMINATOR)          AMOUNT
                                                         --------
Income ( loss) from continuing operations                $ (704,954)            7,656,141


Less preferred stock dividends                                    -                     -

Income (loss) available to common shareholders -
   Basic earnings (loss) per share                       $ (704,954)            7,656,141         $ (.0921)
                                                         ==========             =========         ========


There were no dilutive securities, options or warrants at December 31, 1998.






                                                                    (continued)

                         THE BULLHIDE LINER CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)



NOTE 18 - REVENUES FROM CUSTOMERS:

Following is a summary of revenues from external customers for the Company's product groups:



                                                  NINE MONTHS ENDED
                                                    DECEMBER 31,
                                       -----------------------------------------
                                              1999                   1998
                                       ----------------      -------------------
                                       AMOUNT     Percent     AMOUNT    PERCENT

Product application sales             $ 11,891      1.2%    $  154,544    11.4%
Chemical sales to dealers              610,992     61.7        531,614    39.1
Machines and machine parts             197,659     20.0        577,637    42.5
Dealer supply                            5,804      0.6         49,467     3.7
Area development fees                  162,899     16.5         45,000     3.3
                                      --------    -----     ----------   -----
Other                                        -        -             90     0.0

         Totals                       $989,245    100.0%    $1,358,352   100.0%
                                      ========    =====     ==========   =====

NOTE 19 - SUBSEQUENT EVENTS

The Company did not meet its October 6, 1999 deadline for registration with the Securities and Exchange Commission (see NOTE 13 As a result of the delayed registration, the Company's stock trading has been transferred from the NASD O-T-C Bulletin Board to the O-T-C "pink sheets." The NASD will probably return trading of the Company's stock to the Bulletin Board as soon as the Securities and Exchange Commission registration is completed. As of February 14, 2000 the registration had been completed and the Company has applied to resume listing on the NASD O-T-C Bulletin Board exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF RESULTS OF OPERATIONS

         In addition to historical information, this Quarterly Report contains forward- looking statements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof, Bullhide undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents Bullhide files from time to time with the SEC.

RESULTS OF OPERATIONS

         Nine months ended December 31, 1999 ("first nine months of 1999") compared with nine months ended December 31, 1998 ("first nine months of 1998") the quarter ended December 31, 1999 ("third quarter of 1999") compared with the quarter ended December 31, 1998 ("third quarter of 1998").

         Total revenues were $989,245 in the first nine months of 1999 compared with $1,358,352 in the first nine months of 1998, a decrease of 27.2%, and $194,553 for the third quarter of 1999 compared with $321,331 for the third quarter of 1998, a decrease of 39.5%. The decreases in revenue are attributable to two factors: less equipment sales to new dealers, $197,659 in the first nine months of 1999 compared to $577,637 in the first nine months of 1998 and $42,598 for the third quarter of 1999 compared to $141,681 in the third quarter of 1998, and sale of the Company owned shop in Spokane, Washington on May 1, 1999, when the Company moved its corporate office from Spokane to South Florida. Sales from application of product in the Company owned shop were $154,544 for the nine months ended December 31, 1998 and $11,891 for the nine months ended December 31, 1999, which consisted of one month of activity. However, revenue from chemical sales to dealers was $610,992 for the nine months ended December 31, 1999 compared to $531,614 for the same period in 1998 and $151,741 for the third quarter of 1999 compared to $146,163 for the third quarter of 1998. Revenue from sales of master dealership was $162,899 for the nine months ended December 31, 1999 and $45,000 for the same period in 1998, with no master dealership sales in the third quarter of either year. Management expects the trend of increased chemical sales and sales of master dealership to continue as the dealer base gets larger and the master dealership program continues.

         Costs of sales was $659,905 in the first nine months of 1999 compared with $1,057,331 in the first nine months of 1998, 66.7% and 77.8% of sales, respectively. Costs of sales was $185,704 in the third quarter of 1999 compared with $253,914 in the third quarter of 1998, 95.5% and 79.0% of sales, respectively. The year-to-date decrease in cost of sales is due to the decreased application of Bullhide's products by the Company owned shop during the first nine months of 1999, more efficient operations and more advantageous chemical pricing from a new supplier. The increase in cost of sales for the third quarter of 1999 was predominately due to the delayed recording of the cost of a machine which should have been recorded the prior fiscal year. Gross profit as a percentage of sales increased from 22.2% in the first nine months of 1998 to 33.3% in the first nine months of 1999.

             Selling, General and administrative ("SG&A") expenses were $617,659 in the first nine months of 1999 compared with $996,474 in the first nine months of 1998, a decrease of 38.0% and SG&A expenses were $142,846 for the third quarter of 1999 compared to $327,366 for the same period in 1998, a decrease of 56.4%. All SG&A line item expenses decreased, except legal and professional fees and bad debt expense increased. Legal and professional fees increased from $35,963 in the first nine months of 1998 to $73,467 in the first nine months of 1999 and from $9,494 in the third quarter of 1998 to $15,441 in the third quarter of 1999 as a result of the Company's legal & accounting fees to file Form 10-QSB with the Securities and Exchange Commission and outsourcing bookkeeping and accounting tasks which were performed by employees during 1998. Management decided to increase the allowance for bad debts by $45,000 in first nine months of 1999, while only $8,277 was deemed necessary in the first nine months of 1998. Bad debt expenses are expected to remain high for the remainder of the fiscal year. At December 31, 1999, accounts receivable 60 days past due was approximately $121,000 and 90 days past due was approximately $84,000, while the allowance for uncollectable accounts was approximately $65,000. All other expenses decreased as a result of a reorganization including moving corporate headquarters from Spokane, Washington to South Florida in May 1999.

           Thus, Bullhide's loss from operations was $288,319 in the first nine months of 1999 compared with a loss of $695,453 in the first nine months of 1998 and a loss from operations of $133,997 in the third quarter of 1999 compared to a loss of $259,949 in the third quarter of 1998. Other income and expenses in the first nine months of 1999 consisted of a $7,312 gain on the sale of certain assets from the Bullhide shop in Spokane and a $47,681 loss on the abandonment of the Spokane facility.

        As a result of the forgoing, Bullhide's net loss in the first nine months of 1999 was $337,592 compared with a net loss of $704,955 in the first nine months of 1998 and a net loss of $136,037 for the third quarter of 1999 compared to a net loss of $267,025 for the third quarter of 1998.

 LIQUIDITY AND CAPITAL RESOURCES

       Bullhide has financed it working capital requirements primarily with sales of its common stock and by receiving loans from officers, directors and shareholders. Bullhide had negative working capital of $358,093 at December 31, 1999, compared to negative working capital of $615,159 at March 31, 1999. Bullhide's working capital deficit decreased as a result of converting $196,888 of debt and $72,028 of accrued interest and accrued expenses to common stock.

        During fiscal 1999 and 1998, Bullhide raised approximately $1,000,000 of net proceeds in private offerings. Bullhide has also received financing in the form of loans from majority stockholders in the amount of $285,989 in fiscal 1999 and $373,600 in fiscal 1998.

      Net cash used in operating activities decreased from $682,119 in the nine months ended December 31, 1998 to $369,854 for the same period in 1999. This decrease was primarily due to the improvement in net losses as a result of the Company's move to South Florida. However, slow collections of accounts receivable from dealers caused a cash use of $106,526 for the nine months ended December 31, 1999. Net cash provided by investing activities was $12,927 for the first nine months of 1999. Net cash provided by financing activities was $354,052 for the first nine months of 1999, $348,831 of which was from the sale of common stock.

      Although the Company has relied on the sale of common stock to fund operations, operating costs have been substantially decreased by moving the corporate headquarters to South Florida. Additional funds received from the proceeds from the Rule 504 Reg D stock sales should allow the

Company to achieve some growth in sales and accounts receivable. The Company is seeking additional capital from private sources to resume its previous rapid growth plans.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

         Bullhide operates in a rapidly changing environment that involves numerous risks, some of which are beyond Bullhide's control. The following discussion highlights some of these risks.

         HISTORY OF LOSSES AND GOING CONCERN QUALIFICATION. Bullhide has incurred substantial losses since its inception, and may continue to incur substantial losses in the future. In particular, Bullhide incurred losses of $337,592 in the first nine months of fiscal 1999, $951,911 in fiscal 1999 and $546,082 in fiscal 1998. The footnotes to our financial statements for the fiscal 1999 and fiscal 1998, include an explanatory paragraph relating to the uncertainty of Bullhide's ability to continue as a going concern. There is no assurance that we will ever be profitable.

         NEED FOR ADDITIONAL CAPITAL TO EXECUTE BULLHIDE'S BUSINESS STRATEGY. Bullhide will need to raise additional funds for operations to execute its business strategy. One of Bullhide's business strategies is to increase sales of its master distributor agreements. There can be no assurances that any such additional financing will be available to Bullhide on commercial reasonable terms, or at all. In light of Bullhide's limited resources, its anticipated expenses and the competitive environment in which it operates, any inability to obtain additional financing, will slow down Bullhide's efforts to expand its business. The sale of additional equity, convertible preferred securities or convertible debt securities will result in additional dilution to Bullhide's shareholders. If additional funds are raised through the issuance of debt securities, these securities could have certain rights senior to holders of Bullhide's common stock, and could contain covenants that restrict Bullhide's operations.

          NO ASSURANCES THAT BULLHIDE'S OPERATIONS WILL EVER BE PROFITABLE. Bullhide's ability to become profitable largely depends on (1) its ability to sell its master distribution agreements and dealerships, (2) the ability of its distributors to sell Bullhide's products to end-users and (3) Bullhide's ability to cut costs. However, there can be no assurances that Bullhide will be able to identify persons who want to purchase master distribution and dealership agreements and that Bullhide's distributors will be able sell Bullhide's products to end-users. Moreover, there are no assurances that Bullhide will be able to cut its operating expenses. The problems and expenses frequently encountered in developing a business and the competitive industry in which Bullhide operates will impact whether it is successful. Furthermore, Bullhide may encounter substantial delays and unexpected expenses related to production, marketing, regulatory matters or other unforeseen difficulties.

         COMPETITIVE ENVIRONMENT IN THE SPRAY ON TRUCK BEDLINER MARKET AND FOR INDUSTRIAL USES OF BULLHIDE'S PRODUCTS. Competition in the spray on truck bedliner market is highly concentrated among a small number of suppliers. Management believes there are four primary competitors - Rhino Linings, Linex, Perma-Tech and Arma Coating. The rest of the market is fragmented among several start-up companies, who in the opinion of management have either an inferior product, application equipment and/or technique. All spray application competitors combined have captured no more than 10% of the new truck market and 5% of the used truck market. Bullhide's management does not believe that there are any direct competitors for industrial uses of its products. However, there are not many barriers to enter the spray-on-truck liner market or the industrial product market. If new companies enter these markets and introduce new competitive products, it can have a material adverse effect on Bullhide's gross revenues and net income.

         CONCENTRATION OF STOCK OWNERSHIP. Bullhide's present officers and directors beneficially own approximately 57.1% of the outstanding common stock and 100% of the Bullhide's issued and outstanding preferred stock. The common stock and preferred stock have one vote on each matter. As a result, current management will be substantially able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

         DEPENDENCE ON KEY MANAGEMENT. Bullhide's success largely depends on a number of key employees. The loss of services or one or more of these employees could have a material adverse effect on Bullhide's business. Bullhide is especially dependent upon the efforts and abilities of certain of its senior management, particular Ronald Grossman, its Chairman and Chief Technology Officer. The loss of Mr. Grossman or any of its key executives could have a material adverse effect on Bullhide and its operations and prospects. Bullhide has no key man insurance on Mr. Grossman. Bullhide believes that its future success will also depend, in part, upon its ability to attract, retain and motivate qualified personnel. There is no assurance, however, that Bullhide will be successful in attracting and retaining such personnel. See "Management."

         NO DIVIDENDS. Bullhide expects that it will retain all available earnings generated by our operations for the development and growth of our business. Accordingly, Bullhide does not anticipated paying any cash dividends on its common stock

          DILUTION. Bullhide's Articles of Incorporation authorizes the issuance of 50,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of February 17, 2000, Bullhide has 10,612,051 shares of its common stock issued and outstanding and 60,000 shares of preferred stock issued and outstanding. Bullhide's Board has the ability, without further shareholder approval, to issue up to 39,387,949 additional shares of common stock and up to 4,940,000 shares of preferred stock, with preferences designed by the Board of Directors. Any such issuance may result in a reduction of the book value or market price, if any of the outstanding common or preferred shares. Issuance of the additional common stock will reduce the proportionate ownership and voting power of the then existing shareholders. In addition, Bullhide's preferred stock is issuable in series which may vary as to voting power, preferential dividend rate, redemption terms and policies, liquidation preferences, conversion rights and sinking fund requirements. Issuance of additional preferred shares may have an adverse effect on the value of Bullhide's outstanding common stock. See "Description of Securities."

         ANTI-TAKEOVER PROVISIONS. The foregoing provision in Bullhide's Articles of Incorporation (namely the ability, without further shareholder approval) to issue additional shares of common stock and/or preferred stock with rights and preferences determined by the Board of Directors could be used as anti-takeover measures. These provisions could prevent or discourage or delay a non-negotiated change in control and result in shareholders receiving less for their common stock than they otherwise might in the event of a takeover attempt. See "Description of Securities."

         TRADING ACTIVITY (IF ANY) MAY BE REDUCED IF "PENNY STOCK" RULES APPLY. Bullhide's common stock is considered a low priced security under rules promulgated under Securities Exchange Act of 1934 (the "Exchange Act"). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing, provide monthly account statements to the customer, and obtain specific written consent of the customer. With these restrictions, the likely effect of designation as a low priced stock is to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and increase the transaction cost of sales and purchases of such stocks compared to other securities.

         NO ASSURANCE OF A LIQUID PUBLIC MARKET FOR THE SHARES. Bullhide's common stock is quoted on the National Quotation Bureau Pink Sheets (the "Pink Sheets"). The Pink Sheets are a highly limited market and are subject to substantial restrictions and limitations. To date, there has not been an active market in Bullhide's stock. Bullhide cannot predict the extent to which investor interest in Bullhide will lead to the development of a trading market or how liquid that trading market might become. If a trading market does not develop or is not sustained, it may be difficult for investors to sell shares of Bullhide's common stock at a price that is attractive. As a result, an investment in Bullhide's common stock may be totally illiquid and investors may not be able to liquidate their investment readily or at all when he/she desires to sell.

YEAR 2000 READINESS

         Bullhide has completed an assessment of whether its systems and those of third parties which could have a material impact on its business will function properly with respect to dates in 2000 and thereafter. Bullhide has determined that none of its systems require modification. Bullhide believes the only third parties (which includes its customers and vendors) that could have a material impact on its business are the major financial institutions that process its collections of accounts receivables and monthly dues by the electronic payment methods. Bullhide believes these financial institutions are currently working on modifications to their internal systems to insure these systems will function properly with respect to dates in 2000 and thereafter and expects these modifications will be completed in 1999. Bullhide does not anticipate that noncompliance, if any, with Year 2000 of any non-information technology systems, such as embedded micro controllers, will materially or adversely affect its business. Bullhide is currently undertaking an analysis of worst-case scenarios and developing contingency plans to deal with these scenarios.

         As of February 17, 2000, Bullhide has not experienced any problems association with Year 2000 issues.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Bullhide is involved in a legal proceeding with a former franchisee regarding an agreement for Bullhide to repurchase the franchise. Bullhide stopped making payments under the agreement based upon an alleged breach of the agreement by the former franchisee. When mediation of the dispute failed, the former franchisee filed suit for payment and for certain consequential damages. Bullhide is defending the suit and believes that, while Bullhide may be ultimately liable for the payments required under the agreement, the claims for damages are without merit.

         Bullhide is involved in another legal proceeding with a former dealer whose business failed. The former dealer has brought suit against Bullhide alleging breach of contract, fraud and violation of the Tennessee Consumer Protection Act. Bullhide believes the allegations to be without merit and is vigorously defending the lawsuit.


ITEM 2.           CHANGES IN SECURITIES

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORT ON FORM 8-K

                  A.  Exhibits
                        27.1 Financial Data Schedule

                  B.  Reports on Form 8-K
                        None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 18, 2000            BULLHIDE CORPORATION

                                   By /s/  RONALD GROSSMAN
                                   ---------------------------------
                                           Ronald Grossman
                                           Chairman and Chief Technology Officer